Form 10QSB
period 2000-06-30
SAVE THE WORLD TECHNOLOGIES INC
filed 2000-08-22
CIK 1051244

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 0-29891

                         SAVE THE WORLD TECHNOLOGIES INC (Exact Name of Small Business Issuer as Specified in Its Charter)

                                ----------------

        Nevada                                           13-3919650
        ------                                           ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)


                     1285 Avenue of the Americas, 35th Floor
                             New York, NY 10019-6028
                    ----------------------------------------
                    (Address of principal executive offices)

                              Phone 212 - 554 4197
                           ---------------------------
                           (Issuer's telephone number)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                ----------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x   No
   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the numbers of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Transitional Small Business Disclosure Format (Check one):
Yes     No
   ---    ---

================================================================================

                        TABLE OF CONTENTS                             PAGE
                        -----------------                             ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Independent Auditors' Report                                  2
(b)      Statement of Operations                                       3
(c)      Balance Sheet                                                 4
(d)      Statement of Changes in Stockholders' Equity                  5
(e)      Statement of Cash Flows                                       6
(f)      Notes to Financial Statements                                 7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations              9

Item 3.  Risks

PART II. OTHER INFORMATION                                             10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                             11

FINANCIAL DATA SCHEDULE

                                                                    HOIBERG & CO
                       Suite 19, First Floor, Plaza Home Centre, 27 Evans Street
                                                P.O. Box 701 Maroochydore Q 4558

                                                            Tel: 61 07 5443 7600
                                                               Fax: 07 5443 2435
                                              Email:KPH.HOIBERG@m140.aone.net.au

                           INDEPENDENT AUDITORS REPORT



The Board of Directors
Save the World Technologies Inc
1285 Ave of the Americas, 35th Flr,
New York
NEW YORK 10019-6028


We have audited the accompanying balance sheet of Save The World Technologies Inc (a development stage enterprise) as at June 30, 2000 and the related statements of operations, stockholder's equity and cash flows for the period January 1, 2000 to June 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

During this fiscal quarter the company decided to disclose its assets at a more realistic valuation. We are not experts in the valuation of intellectual properties, but have instead relied upon the valuation of acknowledged experts in this field appointed by the company.

In our opinion, except for our comments above, the financial statements referred to above present fairly, in all material respects, the financial position of Save The World Technologies Inc as of June 30, 2000 and the results of its operations and its cash flows for the period January 1, 2000 to June 30, 2000, in conformity with generally accepted principles.


/s/ Kevin Hoiberg
 ..........................................
AUDITOR

July 31 2000

                         SAVE THE WORLD TECHNOLOGIES INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                 FOR THE PERIOD APRIL 30, 2000 to JUNE 30, 2000
                 ----------------------------------------------




Gross Income                                                            nil

Organisational Expenses                                                 nil
                                                                    --------

NET (LOSS)                                                          $   nil
                                                                    ========








                        See notes to financial statements

                         SAVE THE WORLD TECHNOLOGIES INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                                  BALANCE SHEET
                                  -------------
                               AS AT JUNE 30, 2000
                               -------------------



ASSETS
------

CURRENT ASSETS:
  Cash at Bank                                           $        5,000
  Cash on hand                                                    1,800
                                                         ---------------
                                                                  6,800

FIXED ASSETS:
  Cars and Machinery (at valuation)                             150,000
  Tissue Cultures in stock (at present valuation)               350,000
  Kiri Super Trees in stock (at present valuation)            4,825,000
  Plantation Stock (at valuation)                             1,250,000
  Laboratory Equipment (at valuation)                           250,350
  Established Kiri Super Trees (at valuation)                 9,500,000
                                                         ---------------
                                                         $   16,325,350
INTELLECTUAL ASSETS
  Kiri Super Tree Intellectual Property (to be revalued)              1
  Air Engine Technology (at valuation)                      150,000,000
                                                         ---------------
                                                            150,000,001
                                                         ---------------
TOTAL ASSETS                                             $  166,332,151
------------                                             ===============


LIABILITIES & STOCKHOLDERS EQUITY

LIABILITIES:
  Loan - J & L Muller                                    $       25,380

STOCKHOLDERS EQUITY:
  Common Stock $0.0001 par value (Note 3)
  Authorised 20,000,000 shares
  Issued and Outstanding 18,010,000                               1,801
  Additional Paid in Capital                                     99,999
                                                         ---------------
                                                                101,800

Loss Incurred from prior year trading                            20,700

Asset Revaluation Reserve                                   166,255,671

Total Stockholder's Equity                                  166,306,771
                                                         ---------------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                  $  166,332,151
----------------------------------------                 ===============

                         SAVE THE WORLD TECHNOLOGIES INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                        STATEMENT OF STOCKHOLDER'S EQUITY
                        ---------------------------------
          FOR THE PERIOD FEBRUARY 20 1996 (INCEPTION) TO JUNE 30, 2000
          ------------------------------------------------------------



                                            Common Stock           Additional
                                       Shares         Amount     Paid In Capital
                                       ------         ------     ---------------


Date of Inception - February 20 1996

February 1996 Issuance of
Common Stock for Cash                 18,000,000      $1,800      $      nil


Issuance of Section 504 Stock             10,000           1          99,999
                                      ----------      ------      ----------

Balance June 30, 2000                 18,010,000      $1,801      $   99,999
                                      ==========      ======      ==========




                        See notes to financial statements

                         SAVE THE WORLD TECHNOLOGIES INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                        JANUARY 1, 2000 TO JUNE 30, 2000
                        --------------------------------


Cashflow arising from Trading                                    nil

Cashflows from Investing Activities                              nil

Cashflows from Financing Activities                              nil

                         SAVE THE WORLD TECHNOLOGIES INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.       ORGANISATION:
         -------------

The Company was incorporated on February 20, 1996 in the State of Nevada and to engage initially in the financing of, or otherwise assist in the research, development, design and marketing of technologies, patents and processes and the acquisition of operating or start-up companies. The Company's fiscal year end is December 31.

2.       BASIS OF PRESENTATION:
         ----------------------

At present the Company is in its production, planting of its tree and development of its other technology's stage and its other activities to date have been limited principally to the investigation and research of prospective acquisition targets. The Company has determined that it provides a better statement of its assets and liabilities by listing them at a realistic market valuation and not at cost. The technologies disclosed in the balance sheet of the Company were valued by Dr Alan Alamar of Brisbane, Queensland Australia. Dr Alan Alamar is a Doctor of Economics and considered to be an expert in this particular field.

3.       DEFERRED OPERATING COSTS
         ------------------------

The directors of the Company have agreed to carry all organisational and operating expenses until some time in the future. The directors agree that they have no entitlement to claim such costs against the Company until such time as they present a full accounting to the Company.

4.       DEFERRED OFFERING COSTS:
         -----------------------

Expenses incurred in connection with the Rule 504 offering will be deferred pending completion of the listing of the Company's common stock on the NASD's over-the counter Bulletin Board of Amex, at which time they will be charged against the proceeds of the original offering. If the listing is not completed, the deferred offering costs will be expensed immediately. Currently the costs incurred in running the Company are met from the private financial resources of the majority shareholders. On successful listing, these shareholders will submit an invoice to the Company for reimbursement of all costs incurred.

5.       CAPITALISATION:
         ---------------

The Company is authorised to issue 20,000,000 common shares with a par value of $0.0001. As of February 20,1996, the Company issued a total of 18,000,000 shares of common stock to its President, and Chairman of the Board of Directors, Mr Jeffrey Muller and the Muller Group, for a total consideration of $1,800 (approximately $0.0001 per share). Since that time the Company has sold a further 10,000 shares to investors in the Rule 504 offering.

6.       CONFLICTS OF INTEREST:
         ----------------------

Management of the Company has other business interests to which they devote a small portion of their time. Mr Jeffrey Muller (President and Chairman of the Board of Directors) is a director of other companies at the present time.

The Company has paid no rent to date, as it is using space provided by Mr
Muller.

7.       COMMITMENTS & CONTINGENCIES:
         ----------------------------

There are no known commitments or contingencies, except as follows. The company currently leases and operates a tree plantation and nursery on properties owned by the Muller group of companies in Australia. When the Board of the Company determines that the Company is in an appropriate financial condition, it is

                         SAVE THE WORLD TECHNOLOGIES INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


 .
the intention of the Company to purchase the plantation and nursery from the relevant existing owner. These purchases will be at a current market valuation at the time of acquisition and will be determined by an independent appraiser and registered valuer. The day to day operating costs of the company are being met from the private financial resources of the majority shareholders. Once the company's income exceeds its commitments to develop the Kiri Supertree and the air engine, then these shareholders will submit an invoice to the company for reimbursement of all costs incurred in meeting these commitments.


8.       POTENTIAL INABILITY TO SERVE PROCESS AND/OR ENFORCE JUDGEMENT ON
         DIRECTORS:
         ----------------------------------------------------------------

Mr Jeffrey Muller (President and Chairman of The Board of Directors) is a citizen of Australia and a resident of Australia. No assurances can be given that potential litigants and/or investors who wish to commence litigation against Mr Muller, will be capable of effecting valid service of process on Mr Muller or if litigation is commenced and judgement rendered against Mr Muller that such judgement would ever be enforced. Additionally, no assurances can be given that any foreign court would enforce judgement secured in United States Courts against Mr Muller. The Company has not received any opinion of counsel on these matters.


9.       METHOD OF ASSET VALUATION
         -------------------------

The Company has decided to reflect the valuation of its assets in its balance sheet. After due consideration and having requested a valuation from acknowledged experts in the field, the Company has increased its balance sheet disclosure to reflect a more market related valuation of its assets. The Company has chosen to discount by up to 50% the valuations prepared on its behalf.


10.      TRANSACTIONS BETWEEN RELATED PARTIES
         ------------------------------------

On 2 April, 1997, the Company entered into an agreement to purchase 70% of the technology referred to as the Air Engine from Mr Terrence Edward Muller, a brother of the major shareholder, Mr Jeffery Muller. The Company acquired a 70% interest in the technology for A$28,000 plus 1.25 million Company shares. Mr Jeffrey Muller has personally met the Company's obligations to Mr Terrence Muller to date, and upon the successful listing of the Company, the Company will reimburse Mr Jeffrey Muller for the 1.25 million of the company's stock. At the time of entering into the agreement to purchase the Company believed that the value of its stock was $10 per share. This value was later proven to be a realistic value through the 504 private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

The company was incorporated in February 1996 and the purpose of the company is the manufacture and distribution of various environmentally based technologies that include a fast growing tree and an air engine.

The company has yet to make a profit and the Board of Directors believe that the company will not make a profit for at least another two year period.

The purpose of the company is to develop the technology and then to sell regional and area licences world wide for the distribution of the device. At the same time, the company is always researching and developing the product for increasing technological efficiency.

The company does not have the liquidity nor the funding surplus to continue either its research and development or its day to day operations. These costs are being met from the personal resources of the majority shareholders. Once the Company reaches a level of profitability, the shareholder's loans is expected to be repaid by the Company together with any deferred compensation due to the shareholder.

This shareholder has not placed an upper limit on the Company expenditure, but the Company anticipates that its reliance on this shareholder will diminish within the next two fiscal quarters as distribution licences are sold within mainland America and other countries.

The comparison of the second quarter and first six months of 2000 with the second quarter and first six months of 1999 indicates that the Company is spending at about the same level. Marketing efforts will be stepped up as finances allow.

Item 3. RISKS

The Company will continue in its efforts to raise capital. There can be no assurance that the Company will be able to obtain capital.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.
 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE

                                   SIGNATURES



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SAVE THE WORLD TECHNOLOGIES, INC.
                                  (REGISTRANT)



Signature                           Title                             Date
---------                           -----                             ----


/s/ Jeffrey A. Muller            Chairman and President         August 14, 2000
---------------------------
(Jeffrey A. Muller)